Form 10-Q
period 2003-03-31
CE TURBO LLC; VULCAN/BN GEOTHERMAL POWER CO; VPC GEOTHERMAL LLC; CALENERGY MINERALS LLC; CE SALTON SEA INC; SALTON SEA MINERALS CORP; SALTON SEA POWER GENERATION L P; SAN FELIPE ENERGY CO; FISH LAKE POWER LLC; CALENERGY OPERATING CORP
filed 2003-05-12
CIK 1087418, 1017939, 1087415, 1087417, 1087419, 1087420, 949258, 1017941, 949260, 1087421

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2003

                          Commission File No. 33-95538

                         SALTON SEA FUNDING CORPORATION
                         ------------------------------
             (Exact name of registrant as specified in its charter)

                                         Delaware                47-0790493
                                         --------            -------------------
                                  (State of Incorporation)    (IRS Employer
                                                             Identification No.)

Salton Sea Brine Processing L.P.         California              33-0601721
Salton Sea Power Generation L.P.         California              33-0567411
Fish Lake Power LLC                      Delaware                33-0453364
Vulcan Power Company                     Nevada                  95-2636765
CalEnergy Operating Corporation          Delaware                33-0268085
Salton Sea Royalty LLC                   Delaware                47-0790492
VPC Geothermal LLC                       Delaware                91-1244270
San Felipe Energy Company                California              33-0315787
Conejo Energy Company                    California              33-0268500
Niguel Energy Company                    California              33-0268502
Vulcan/BN Geothermal Power Company       Nevada                  95-3992087
Leathers, L.P.                           California              33-0305342
Del Ranch, L.P.                          California              33-0278290
Elmore, L.P.                             California              33-0278294
Salton Sea Power L.L.C.                  Delaware                47-0810713
CalEnergy Minerals LLC                   Delaware                47-0810718
CE Turbo LLC                             Delaware                47-0812159
CE Salton Sea Inc.                       Delaware                47-0810711
Salton Sea Minerals Corp.                Delaware                47-0811261

302 S. 36th Street, Suite 400, Omaha, Nebraska               68131
----------------------------------------------            ----------
(Address of principal executive offices of                (Zip Code of
     Salton Sea Funding Corporation)             Salton Sea Funding Corporation)

  Salton Sea Funding  Corporation's  telephone  number,  including area code:
  (402) 341-4500
  --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

All common stock of Salton Sea Funding Corporation is indirectly held by Magma Power Company. As of May 12, 2003, 100 shares of common stock were outstanding.

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements................................................3
Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations..............................................26
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.........31
Item 4.    Controls and Procedures............................................31

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings..................................................32
Item 2.    Changes in Securities and Use of Proceeds..........................32
Item 3.    Defaults Upon Senior Securities....................................32
Item 4.    Submission of Matters to a Vote of Security Holders................32
Item 5.    Other Information..................................................32
Item 6.    Exhibits and Reports on Form 8-K...................................32

SIGNATURES....................................................................33
CERTIFICATIONS................................................................34
EXHIBIT INDEX.................................................................36

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                         INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholder
Salton Sea Funding Corporation
Omaha, Nebraska

We have reviewed the accompanying balance sheet of Salton Sea Funding Corporation (the Company) as of March 31, 2003, and the related statements of operations and cash flows for the three-month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of the Salton Sea Funding Corporation as of December 31, 2002, and the related statements of operations, stockholder's equity and cash flows for the year then ended (not presented herein); and in our report dated January 24, 2003 (January 29, 2003 as to Note 6), we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2002 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.



/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Omaha, Nebraska
May 8, 2003

                         SALTON SEA FUNDING CORPORATION
                                 BALANCE SHEETS
                    (In thousands, except per share amounts)


                                                                           AS OF
                                                                    -----------------------
                                                                    MARCH 31,  DECEMBER 31,
                                                                      2003        2002
                                                                    ---------  ------------
                                                                   (UNAUDITED)

                                     ASSETS
Current assets:
  Cash ...........................................................   $ 23,236   $ 19,583
  Restricted cash ................................................     46,448     46,293
  Accrued interest receivable and other current assets ...........     12,466      3,228
  Current portion secured project notes from Guarantors ..........     28,086     28,086
                                                                     --------   --------
    Total current assets .........................................    110,236     97,190
                                                                     --------   --------
Secured project notes from Guarantors ............................    463,592    463,592
Investment in 1% of net assets of Guarantors .....................      9,688      9,721
                                                                     --------   --------
TOTAL ASSETS .....................................................   $583,516   $570,503
                                                                     ========   ========

                      LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accrued interest ...............................................   $ 12,453   $  3,156
  Current portion of long-term debt ..............................     28,086     28,086
                                                                     --------   --------
    Total current liabilities ....................................     40,539     31,242
                                                                     --------   --------
Due to affiliates ................................................     65,912     62,251
Senior secured notes and bonds ...................................    463,592    463,592
                                                                     --------   --------
  Total liabilities ..............................................    570,043    557,085
                                                                     --------   --------

Commitments and contingencies (Note 3)

Stockholder's equity
  Common stock authorized - 1,000 shares,
    par value $.01 per share; issued and outstanding 100 shares ..         --         --
  Additional paid-in capital .....................................      5,911      5,811
  Retained earnings ..............................................      7,562      7,607
                                                                     --------   --------
    Total stockholder's equity ...................................     13,473     13,418
                                                                     --------   --------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY .......................   $583,516   $570,503
                                                                     ========   ========


   The accompanying notes are an integral part of these financial statements.

                         SALTON SEA FUNDING CORPORATION
                            STATEMENTS OF OPERATIONS
                                 (In thousands)

                                                      THREE MONTHS
                                                     ENDED MARCH 31,
                                                   -------------------
                                                     2003       2002
                                                   -------    --------
                                                       (UNAUDITED)
     REVENUE:
       Interest income .........................   $ 9,469    $ 10,047
       Equity in loss of Guarantors ............      (133)         (7)
                                                   -------    --------
         Total revenue .........................     9,336      10,040
                                                   -------    --------
     COSTS AND EXPENSES:
       General and administrative expenses .....       115         227
       Interest expense ........................     9,297       9,825
                                                   -------    --------
         Total costs and expenses ..............     9,412      10,052
                                                   -------    --------
     LOSS BEFORE INCOME TAXES ..................       (76)        (12)
       Benefit for income taxes ................       (31)         (5)
                                                   -------    --------
     NET LOSS ..................................   $   (45)   $     (7)
                                                   =======    ========


   The accompanying notes are an integral part of these financial statements.

                         SALTON SEA FUNDING CORPORATION
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                       THREE MONTHS
                                                                                      ENDED MARCH 31,
                                                                                   ---------------------
                                                                                     2003         2002
                                                                                   --------     --------
                                                                                        (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .......................................................................   $    (45)   $     (7)
  Adjustments to reconcile net loss to net cash flows from operating activities:
    Equity in loss of Guarantors ...............................................        133           7
    Changes in assets and liabilities:
      Accrued interest receivable and other current assets .....................     (9,238)     (9,945)
      Accrued interest .........................................................      9,297       9,826
                                                                                   --------    --------
        Net cash flows from operating activities ...............................        147        (119)
                                                                                   --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in restricted cash ..................................................       (155)         (7)
  Due to affiliates ............................................................      3,661      94,985
                                                                                   --------    --------
    Net cash flows from financing activities ...................................      3,506      94,978
                                                                                   --------    --------
NET CHANGE IN CASH .............................................................      3,653      94,859
Cash at the beginning of period ................................................     19,583       4,361
                                                                                   --------    --------
CASH AT THE END OF PERIOD ......................................................   $ 23,236    $ 99,220
                                                                                   ========    ========

   The accompanying notes are an integral part of these financial statements.

                         SALTON SEA FUNDING CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  GENERAL

In the opinion of management of Salton Sea Funding Corporation (the "Funding Corporation"), the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2003 and the results of operations and cash flows for the three-month periods ended March 31, 2003 and 2002. The results of operations for the three-month period ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

The unaudited financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto included in the Funding Corporation's annual report on Form 10-K for the year ended December 31, 2002.

Certain amounts in the prior year financial statements have been reclassified in order to conform to current year presentation. Such reclassifications did not impact previously reported net income (loss) or retained earnings.

2.  NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2003, the Funding Corporation adopted SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). This statement provides accounting and disclosure requirements for retirement obligations associated with long-lived assets. The cumulative effect of initially applying this statement did not have a material effect on the Funding Corporation's financial position, results of operations or cash flows.

3.  CONTINGENCY

Due to reduced liquidity, Southern California Edison ("Edison") had failed to pay approximately $119 million owed under the power purchase agreements with certain Guarantors (Imperial Valley Projects, excluding the Salton Sea V and CE Turbo Projects) for power delivered in the fourth quarter 2000 and the first quarter 2001. Due to Edison's failure to pay contractual obligations, the Guarantors had established an allowance for doubtful accounts of approximately $21.0 million as of December 31, 2001.

Pursuant to a settlement agreement the final payment of past due amounts by Edison was received March 1, 2002. Following the receipt of Edison's final payment of past due balances, the Guarantors released the remaining allowance for doubtful accounts.

Edison has disputed a portion of the settlement agreement and has failed to pay approximately $3.9 million of capacity bonus payments for the months from October 2001 through May 2002. On December 10, 2001 certain Guarantors filed a lawsuit against Edison in California's Imperial County Superior Court seeking a court order requiring Edison to make the required capacity bonus payments under the Power Purchase Agreements. Due to Edison's failure to pay the contractual obligations, certain Guarantors established an allowance for doubtful accounts of approximately $3.1 million and $2.7 million as of March 31, 2003 and December 31, 2002, respectively.

On March 25, 2002, Salton Sea II's 10 MW turbine went out of service due to an uncontrollable force event. Such uncontrollable force event ended and Salton Sea II returned to service on December 17, 2002. Edison has failed to recognize the uncontrollable force event and, as such, has not paid amounts otherwise due and owing, and has improperly derated Salton Sea II from 15 MW to 12.5 MW under the Salton Sea II power purchase agreement. On January 29, 2003, Salton Sea Power Generation L.P., owner of Salton Sea II, served a complaint on Edison for such unpaid amount and to rescind such deration.

As a result of uncertainties related to Edison, the letter of credit that supports the debt service reserve fund at the Funding Corporation has not been extended beyond its current July 2004 expiration date, and as such cash distributions are not available to CE Generation LLC ("CE Generation") until the Funding Corporation debt service reserve fund of approximately $65.4 million has been funded or the letter of credit has been extended beyond its July 2004 expiration date or replaced. The fund had a cash balance of $46.4 million and $46.3 million as of March 31, 2003 and December 31, 2002, respectively.

4.  RELATED PARTY TRANSACTIONS

On January 29, 2003, TransAlta USA, Inc. ("TransAlta"), a wholly owned subsidiary of TransAlta Corporation, purchased El Paso's Merchant Energy's 50% interest in CE Generation.

Pursuant to a Transaction Agreement dated January 29, 2003, CE Turbo and Salton Sea Power began selling available power to TransAlta on February 12, 2003 based on percentages of the Dow Jones SP-15 Index. Such agreement will expire on October 15, 2003. Sales to TransAlta from the Partnership and Salton Sea Guarantors totaled $2.3 million for the three months ended March 31, 2003. The accounts receivable balance at March 31, 2003 was $2.3 million.

At December 31, 2002 accounts receivable from El Paso Merchant Energy were $1.4 million.

                         INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholder
Magma Power Company
Omaha, Nebraska

We have  reviewed  the  accompanying  combined  balance  sheet of the Salton Sea
Guarantors as of March 31, 2003, and the related combined statements of operations and cash flows for the three-month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of the Salton Sea Guarantors' management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such combined financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the combined balance sheet of the Salton Sea Guarantors as of December 31, 2002, and the related combined statements of operations, Guarantors' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 24, 2003 (January 29, 2003 as to Note 7), we expressed an unqualified opinion on those combined financial statements. In our opinion, the information set forth in the accompanying combined balance sheet as of December 31, 2002 is fairly stated, in all material respects, in relation to the combined balance sheet from which it has been derived.



/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Omaha, Nebraska
May 8, 2003

                              SALTON SEA GUARANTORS
                             COMBINED BALANCE SHEETS
                                 (In thousands)


                                                                       AS OF
                                                               ------------------------
                                                               MARCH 31,   DECEMBER 31,
                                                                 2003          2002
                                                               ---------   ------------
                                                              (UNAUDITED)
                                     ASSETS
Current assets:
  Accounts receivable, net .................................    $ 16,932    $ 20,524
  Prepaid expenses and other current assets ................       4,659       5,283
                                                                --------    --------
    Total current assets ...................................      21,591      25,807
                                                                --------    --------
Properties, plants, contracts and equipment, net ...........     534,407     535,220
Excess of cost over fair value of net assets acquired ......      23,252      23,252
                                                                --------    --------
TOTAL ASSETS ...............................................    $579,250    $584,279
                                                                ========    ========

                       LIABILITIES AND GUARANTORS' EQUITY
Current liabilities:
  Accounts payable .........................................    $  1,810    $    328
  Accrued interest .........................................       6,219       1,593
  Other accrued liabilities ................................      14,141      12,304
  Current portion of long-term debt ........................      22,765      22,765
                                                                --------    --------
    Total current liabilities ..............................      44,935      36,990
                                                                --------    --------
Due to affiliates ..........................................      29,122      35,665
Senior secured project note ................................     223,654     223,654
                                                                --------    --------
  Total liabilities ........................................     297,711     296,309
                                                                --------    --------

Commitments and contingencies (Notes 4 and 5)

Guarantors' equity .........................................     281,539     287,970
                                                                --------    --------
TOTAL LIABILITIES AND GUARANTORS' EQUITY ...................    $579,250    $584,279
                                                                ========    ========


   The accompanying notes are an integral part of these financial statements.

                              SALTON SEA GUARANTORS
                        COMBINED STATEMENTS OF OPERATIONS
                                 (In thousands)


                                                                 THREE MONTHS
                                                               ENDED MARCH 31,
                                                            --------------------
                                                              2003         2002
                                                            --------     -------
                                                                (UNAUDITED)

REVENUE:
  Operating revenue ....................................... $ 18,124     $23,405
  Interest and other income (loss), net ...................     (162)        430
                                                            --------     -------
    Total revenue .........................................   17,962      23,835
                                                            --------     -------
COSTS AND EXPENSES:
  Royalty, operating, general and administrative expense ..   14,724      11,890
  Depreciation and amortization ...........................    4,893       4,275
  Interest expense ........................................    4,776       5,162
                                                            --------     -------
    Total costs and expenses ..............................   24,393      21,327
                                                            --------     -------
NET INCOME (LOSS) ......................................... $ (6,431)    $ 2,508
                                                            ========     =======


   The accompanying notes are an integral part of these financial statements.

                              SALTON SEA GUARANTORS
                        COMBINED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                              THREE MONTHS
                                                             ENDED MARCH 31,
                                                          ----------------------
                                                            2003         2002
                                                          --------     --------
                                                         (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ..................................    $ (6,431)    $  2,508
  Adjustments to reconcile net income (loss)
    to net cash flows from operating activities:
    Depreciation and amortization ....................       4,893        4,275
    Changes in assets and liabilities:
      Accounts receivable, net .......................       3,592       25,442
      Prepaid expenses and other current assets ......         624         (675)
      Accounts payable and accrued liabilities .......       7,945          622
                                                          --------     --------
        Net cash flows from operating activities .....      10,623       32,172
                                                          --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES -
  Capital expenditures ...............................      (4,080)      (2,598)
                                                          --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES -
  Due to affiliates ..................................      (6,543)     (29,574)
                                                          --------     --------
NET CHANGE IN CASH ...................................          --           --
Cash at the beginning of period ......................          --           --
                                                          --------     --------
CASH AT THE END OF PERIOD ............................    $     --     $     --
                                                          ========     ========


   The accompanying notes are an integral part of these financial statements.

                              SALTON SEA GUARANTORS
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  GENERAL

In the opinion of management of Salton Sea Guarantors (the "Guarantors"), the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2003 and the results of operations and cash flows for the three-month periods ended March 31, 2003 and 2002. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

The unaudited financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto included in the Guarantors' annual report on Form 10-K for the year ended December 31, 2002.

Certain amounts in the prior year financial statements have been reclassified in order to conform to current year presentation. Such reclassifications did not impact previously reported net income (loss) or Guarantors' equity.

2.  NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2003, the Guarantors adopted SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). This statement provides accounting and disclosure requirements for retirement obligations associated with long-lived assets. The cumulative effect of initially applying this statement did not have a material effect on the Guarantors' financial position, results of operations or cash flows.

3.  INTANGIBLE ASSETS

The Guarantors' acquired intangible assets consist of power purchase contracts (the "contracts") with a cost of $33.4 million and accumulated amortization of $9.1million and $8.8 million at March 31, 2003 and December 31, 2002, respectively. Amortization expense on the contracts was $0.3 million for the three-month periods ended March 31, 2003 and 2002. The Guarantors' expect amortization expense on the contracts to be $0.9 million for the remaining nine months of 2003 and $1.2 million for each of the four succeeding fiscal years.

4.  CONTINGENCIES

Due to reduced liquidity, Southern California Edison ("Edison") had failed to pay approximately $42.3 million owed under the power purchase agreements with certain Guarantors (Imperial Valley Projects, excluding the Salton Sea V Project) for power delivered in the fourth quarter 2000 and the first quarter 2001. Due to Edison's failure to pay contractual obligations, the Guarantors had established an allowance for doubtful accounts of approximately $6.8 million as of December 31, 2001.

Pursuant to a settlement agreement the final payment of past due amounts by Edison was received March 1, 2002. Following the receipt of Edison's final payment of past due balances, the Guarantors released the remaining allowance for doubtful accounts.

Edison has disputed a portion of the settlement agreement and has failed to pay approximately $1.1 million of capacity bonus payments for the months from October 2001 through May 2002. On December 10, 2001 certain Guarantors (except the Salton Sea V Project) filed a lawsuit against Edison in California's Imperial County Superior Court seeking a court order requiring Edison to make the required capacity bonus payments under the Power Purchase Agreements. Due to Edison's failure to pay the contractual obligations, certain Guarantors established an allowance for doubtful accounts of approximately $0.9 million and $0.8 million as of March 31, 2003 and December 31, 2002, respectively.

On March 25, 2002, Salton Sea II's 10 MW turbine went out of service due to an uncontrollable force event. Such uncontrollable force event ended and Salton Sea II returned to service on December 17, 2002. Edison has failed to recognize the uncontrollable force event and, as such, has not paid amounts otherwise due and owing, and has improperly derated Salton Sea II from 15 MW to 12.5 MW under the Salton Sea II power purchase agreement. On January 29, 2003, Salton Sea Power Generation L.P., owner of Salton Sea II served a complaint on Edison for such unpaid amount and to rescind such deration.

As a result of uncertainties related to Edison, the letter of credit that supports the debt service reserve fund at the Funding Corporation has not been extended beyond its current July 2004 expiration date, and as such cash distributions are not available to CE Generation LLC ("CE Generation") until the Funding Corporation debt service reserve fund of approximately $65.4 million has been funded or the letter of credit has been extended beyond its July 2004 expiration date or replaced. The fund had a cash balance of $46.4 million and $46.3 million as of March 31, 2003 and December 31, 2002, respectively.

Stone & Webster
---------------

The Salton Sea V Project was constructed by Stone & Webster, Inc. (formerly Stone & Webster Engineering Corporation), a wholly-owned subsidiary of the Shaw Group ("Stone & Webster"), pursuant to a date certain, fixed-price, turnkey engineering, procure, construct and manage contract (the "Salton Sea V Project EPC Contract"). On March 7, 2002, Salton Sea Power L.L.C. ("Salton Sea Power"), the owner of the Salton Sea V Project, filed a Demand for Arbitration against Stone & Webster for breach of contract and breach of warranty arising from deficiencies in Stone & Webster's design, engineering, construction and procurement of equipment for the Salton Sea V Project pursuant to the Salton Sea V Project EPC Contract. The demand for arbitration did not include a stated claim amount. On April 25, 2003, Salton Sea Power entered into a settlement agreement with Stone & Webster. The Settlement Agreement will result in a total payment of $12.1 million from Stone & Webster in the second quarter of 2003 and the arbitration will be dismissed.

5.  RELATED PARTY TRANSACTIONS

On January 29, 2003, TransAlta USA Inc. ("TransAlta"), a wholly owned subsidiary of TransAlta Corporation, purchased El Paso Merchant Energy North American Company's 50% interest in CE Generation.

Pursuant to a Transaction Agreement dated January 29, 2003, Salton Sea Power began selling available power to TransAlta on February 12, 2003 based on percentages of the Dow Jones SP-15 Index. Such agreement will expire on October 15, 2003. Sales to TransAlta from the Guarantors totaled $1.8 million for the three months ended March 31, 2003. The accounts receivable balance at March 31, 2003 was $1.8 million.

At December 31, 2002 accounts receivable from El Paso Merchant Energy were $1.1 million.

                         INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholder
Magma Power Company
Omaha, Nebraska

We have reviewed the accompanying combined balance sheet of the Partnership Guarantors as of March 31, 2003, and the related combined statements of operations and cash flows for the three-month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of the Partnership Guarantors' management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such combined financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the combined balance sheet of the Partnership Guarantors as of December 31, 2002, and the related combined statements of operations, Guarantors' equity and cash flows for the year then ended (not presented herein); and in our report dated January 24, 2003 (January 29, 2003 as to Note 9), we expressed an unqualified opinion on those combined financial statements. In our opinion, the information set forth in the accompanying combined balance sheet as of December 31, 2002 is fairly stated, in all material respects, in relation to the combined balance sheet from which it has been derived.



/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Omaha, Nebraska
May 8, 2003

                             PARTNERSHIP GUARANTORS
                             COMBINED BALANCE SHEETS
                                 (In thousands)

                                                                       AS OF
                                                               ------------------------
                                                               MARCH 31,   DECEMBER 31,
                                                                 2003         2002
                                                               ---------   ------------
                                                              (UNAUDITED)
                                     ASSETS
Current assets:
  Accounts receivable, net .................................    $ 13,511    $ 14,330
  Prepaid expenses and other current assets ................      19,003      19,516
                                                                --------    --------
    Total current assets ...................................      32,514      33,846
                                                                --------    --------
Restricted cash ............................................         132           1
Properties, plants, contracts and equipment, net ...........     667,687     664,722
Management fee .............................................      67,621      68,679
Due from affiliates ........................................      91,240      82,083
Excess of fair value over net assets acquired ..............     120,866     120,866
                                                                --------    --------
TOTAL ASSETS ...............................................    $980,060    $970,197
                                                                ========    ========

                       LIABILITIES AND GUARANTORS' EQUITY
Current liabilities:
  Accounts payable .........................................    $  3,506    $  2,903
  Accrued interest .........................................       6,182       1,576
  Other accrued liabilities ................................      17,043      15,464
  Current portion of long-term debt ........................       5,017       5,017
                                                                --------    --------
Total current liabilities ..................................      31,748      24,960
                                                                --------    --------
Senior secured project note ................................     239,099     239,099
Deferred income taxes ......................................     106,753     104,850
                                                                --------    --------
  Total liabilities ........................................     377,600     368,909
                                                                --------    --------

Commitments and contingencies (Notes 4 and 5)

Guarantors' equity:
  Common stock .............................................           3           3
  Additional paid-in capital ...............................     442,225     432,200
  Retained earnings ........................................     160,232     169,085
                                                                --------    --------
    Total guarantors' equity ...............................     602,460     601,288
                                                                --------    --------
TOTAL LIABILITIES AND GUARANTORS' EQUITY ...................    $980,060    $970,197
                                                                ========    ========


   The accompanying notes are an integral part of these financial statements.

                             PARTNERSHIP GUARANTORS
                        COMBINED STATEMENTS OF OPERATIONS
                                 (In thousands)

                                                              THREE MONTHS
                                                             ENDED MARCH 31,
                                                          ---------------------
                                                            2003         2002
                                                          --------     --------
                                                               (UNAUDITED)

REVENUE:
  Operating revenue ..................................... $ 19,723     $ 22,199
  Interest and other income (loss), net .................     (131)         536
                                                          --------     --------
    Total revenue .......................................   19,592       22,735
                                                          --------     --------
COSTS AND EXPENSES:
  Royalty, operating, general and administrative costs ..   24,199       18,286
  Depreciation and amortization .........................    5,633        6,787
  Interest expense ......................................    4,664        4,754
  Capitalized interest ..................................       --       (2,838)
                                                          --------     --------
    Total costs and expenses ............................   34,496       26,989
                                                          --------     --------
LOSS BEFORE INCOME TAXES ................................  (14,904)      (4,254)
Benefit for income taxes ................................   (6,051)      (1,340)
                                                          --------     --------
NET LOSS ................................................ $ (8,853)    $ (2,914)
                                                          ========     ========


   The accompanying notes are an integral part of these financial statements.

                             PARTNERSHIP GUARANTORS
                        COMBINED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                  THREE MONTHS
                                                                 ENDED MARCH 31,
                                                               --------------------
                                                                 2003        2002
                                                               --------    --------
                                                                   (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .................................................   $ (8,853)   $ (2,914)
  Adjustments to reconcile net loss to
    net cash flows from operating activities:
    Depreciation and amortization ..........................      5,633       6,787
    Deferred income taxes ..................................      1,903      (1,340)
    Changes in assets and liabilities:
      Accounts receivable, net .............................        819      47,608
      Prepaid expenses and other current assets ............        513         623
      Accounts payable and accrued liabilities .............      6,788         169
                                                               --------    --------
        Net cash flows from operating activities ...........      6,803      50,933
                                                               --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures pertaining to operating projects ....     (6,582)     (6,191)
  Construction .............................................     (1,098)     (6,351)
  Decrease (increase) in restricted cash ...................       (131)      7,013
  Management fee ...........................................        350         358
                                                               --------    --------
    Net cash flows from investing activities ...............     (7,461)     (5,171)
                                                               --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Due from affiliates ......................................     (9,367)    (43,086)
  Equity contribution ......................................     10,025          --
                                                               --------    --------
    Net cash flows from financing activities ...............        658     (43,086)
                                                               --------    --------
NET CHANGE IN CASH .........................................         --       2,676
Cash at beginning of period ................................         --          --
                                                               --------    --------
CASH AT THE END OF PERIOD ..................................   $     --    $  2,676
                                                               ========    ========

   The accompanying notes are an integral part of these financial statements.

                             PARTNERSHIP GUARANTORS
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  GENERAL

In the opinion of management of Partnership Guarantors (the "Guarantors"), the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2003 and the results of operations and cash flows for the three-month periods ended March 31, 2003 and 2002. The results of operations for the three-month period ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

The unaudited financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto included in the Guarantors' annual report on Form 10-K for the year ended December 31, 2002.

Certain amounts in the prior year financial statements have been reclassified in order to conform to current year presentation. Such reclassifications did not impact previously reported net income (loss) or retained earnings.

2.  NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2003, the Guarantors adopted SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). This statement provides accounting and disclosure requirements for retirement obligations associated with long-lived assets. The cumulative effect of initially applying this statement did not have a material effect on the Guarantors' financial position, results of operations or cash flows.

3.  INTANGIBLE ASSETS

The following table summarizes the acquired intangible assets as of March 31, 2003 and December 31, 2002 (in thousands):

                                           MARCH 31, 2003               DECEMBER 31, 2002
                                    ----------------------------   ----------------------------
                                    GROSS CARRYING   ACCUMULATED   GROSS CARRYING   ACCUMULATED
                                       AMOUNT       AMORTIZATION      AMOUNT       AMORTIZATION

     Amortized Intangible Assets:
     Power Purchase Contracts .....     $123,002      $ 97,286        $123,002       $ 96,894
     Patented Technology ..........       46,290        15,867          46,290         15,385
                                        --------      --------        --------       --------
       Total ......................     $169,292      $113,153        $169,292       $112,279
                                        ========      ========        ========       ========

Amortization expense on acquired intangible assets was $0.9 million for the three-month periods ended March 31, 2003 and 2002. The Guarantors expect amortization expense on acquired intangible assets to be $2.6 million for the nine months remaining in 2003 and $3.5 million for each of the four succeeding fiscal years.

4.  CONTINGENCY

Due to reduced liquidity, Southern California Edison ("Edison") failed to pay approximately $76.9 million owed under the power purchase agreements with certain Guarantors (excluding CE Turbo Project) for power delivered in the fourth quarter 2000 and the first quarter 2001. Due to Edison's failure to pay contractual obligations, the Guarantors had established an allowance for doubtful accounts of approximately $14.1 million as of December 31, 2001.

Pursuant to a settlement agreement the final payment of past due amounts by Edison was received March 1, 2002. Following the receipt of Edison's final payment of past due balances, the Guarantors released the remaining allowance for doubtful accounts.

Edison has disputed a portion of the settlement agreement and has failed to pay approximately $2.7 million of capacity bonus payments for the months from October 2001 through May 2002. On December 10, 2001 certain Guarantors filed a lawsuit against Edison in California's Imperial County Superior Court seeking a court order requiring Edison to make the required capacity bonus payments under the Power Purchase Agreements. Due to Edison's failure to pay the contractual obligations, certain Guarantors have established an allowance for doubtful accounts of approximately $2.2 million and $1.9 million as of March 31, 2003 and December 31, 2002, respectively.

As a result of uncertainties related to Edison, the letter of credit that supports the debt service reserve fund at the Funding Corporation has not been extended beyond its current July 2004 expiration date, and as such cash distributions are not available to CE Generation LLC ("CE Generation") until the Funding Corporation debt service reserve fund of approximately $65.4 million has been funded or the letter of credit has been extended beyond its July 2004 expiration date or replaced. The fund had a cash balance of $46.4 million and $46.3 million as of March 31, 2003 and December 31, 2002, respectively.

5.  RELATED PARTY TRANSACTIONS

On January 29, 2003, TransAlta USA, Inc. ("TransAlta"), a wholly owned subsidiary of TransAlta Corporation, purchased El Paso Merchant Energy North American Company's 50% interest in CE Generation.

Pursuant to a Transaction Agreement dated January 29, 2003, CE Turbo LLC began selling available power to TransAlta on February 12, 2003 based on percentages of the Dow Jones SP-15 Index. Such agreement will expire on October 15, 2003. Sales to TransAlta from the Guarantors totaled $0.5 million for the three months ended March 31, 2003. The accounts receivable balance at March 31, 2003 was $0.5 million.

During  the  three  months  ended  March  31,  2003,  the  Guarantors   received
approximately $10.0 million in contributions from MidAmerican Energy Holdings Company, one of its partners, to be used for capital expenditures.

At December 31, 2002 accounts receivable from El Paso Merchant Energy were $0.3 million.

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholder
Magma Power Company
Omaha, Nebraska

We have reviewed the accompanying balance sheet of the Salton Sea Royalty LLC as of March 31, 2003, and the related statements of operations and cash flows for the three-month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of the Salton Sea Royalty LLC's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of the Salton Sea Royalty LLC as of December 31, 2002, and the related statements of operations, members' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 24, 2003 (January 29, 2003 as to Note 5), we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2002 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.



/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Omaha, Nebraska
May 8, 2003

                             SALTON SEA ROYALTY LLC
                                 BALANCE SHEETS
                    (In thousands, except per share amounts)


                                                                   AS OF
                                                            -----------------------
                                                            MARCH 31,  DECEMBER 31,
                                                              2003        2002
                                                            --------   ------------
                                                           (UNAUDITED)
                                     ASSETS
Prepaid expenses and other current assets ..............     $    11     $    13
Royalty stream, net ....................................      13,798      14,011
Excess of cost over fair value of net assets acquired ..      30,464      30,464
Due from affiliates ....................................      41,742      39,501
                                                             -------     -------
TOTAL ASSETS ...........................................     $86,015     $83,989
                                                             =======     =======

                         LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
   Accrued interest ....................................     $    28     $     7
   Current portion of long-term debt ...................         304         304
                                                             -------     -------
     Total current liabilities .........................         332         311
Senior secured project note ............................         843         843
                                                             -------     -------
   Total liabilities ...................................       1,175       1,154
                                                             -------     -------

Commitments and contingencies (Note 4)

Members' equity:
   Common stock, par value $.01 per share;
     100 shares authorized, issued and outstanding .....          --          --
   Additional paid-in capital ..........................       1,561       1,561
   Retained earnings ...................................      83,279      81,274
                                                             -------     -------
     Total members' equity .............................      84,840      82,835
                                                             -------     -------
TOTAL LIABILITIES AND MEMBERS' EQUITY ..................     $86,015     $83,989
                                                             =======     =======


   The accompanying notes are an integral part of these financial statements.

                             SALTON SEA ROYALTY LLC
                            STATEMENTS OF OPERATIONS
                                 (In thousands)

                                                                 THREE MONTHS
                                                                ENDED MARCH 31,
                                                              ------------------
                                                                2003       2002
                                                              --------    ------
                                                                  (UNAUDITED)

REVENUE - ROYALTY INCOME ...................................    $3,039    $3,682
COSTS AND EXPENSES:
  Royalty, operating, general and administrative expenses ..       798     1,092
  Amortization of royalty stream ...........................       213       214
  Interest expense .........................................        23        89
                                                                ------    ------
    Total costs and expenses ...............................     1,034     1,395
                                                                ------    ------
NET INCOME .................................................    $2,005    $2,287
                                                                ======    ======


   The accompanying notes are an integral part of these financial statements.

                             SALTON SEA ROYALTY LLC
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                           THREE MONTHS
                                                                                          ENDED MARCH 31,
                                                                                      --------------------
                                                                                       2003        2002
                                                                                      -------     -------
                                                                                            (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .....................................................................    $ 2,005     $ 2,287
  Adjustments to reconcile net income to net cash flows from operating activities:
    Amortization of royalty stream and goodwill ..................................        213         214
    Changes in assets and liabilities:
      Prepaid expenses and other current assets ..................................          2           5
      Accrued interest ...........................................................         21          84
                                                                                      -------     -------
        Net cash flows form operating activities .................................      2,241       2,590
                                                                                      -------     -------
NET CASH FLOWS FROM FINANCING ACTIVITIES:
  Due from affiliates ............................................................     (2,241)     (2,590)
                                                                                      -------     -------
NET CHANGE IN CASH ...............................................................         --          --
Cash at beginning of period ......................................................         --          --
                                                                                      -------     -------
CASH AT THE END OF PERIOD ........................................................    $    --     $    --
                                                                                      =======     =======

   The accompanying notes are an integral part of these financial statements.

                               SALTON SEA ROYALTY
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  GENERAL

In the opinion of management of Salton Sea Royalty LLC (the "Company"), the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2003 and the results of operations and cash flows for the three-month periods ended March 31, 2003 and 2002. The results of operations for the three-month period ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

The unaudited financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002.

Certain amounts in the prior year financial statements have been reclassified in order to conform to current year presentation. Such reclassifications did not impact previously reported net income or retained earnings.

2.  NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2003, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). This statement provides accounting and disclosure requirements for retirement obligations associated with long-lived assets. The cumulative effect of initially applying this statement did not have a material effect on the Company's financial position, results of operations or cash flows.

3.  ROYALTY STREAM

The Royalty Company's policy is to provide amortization expense beginning upon the commencement of revenue production over the estimated remaining useful life of the identifiable assets.

The royalty streams have been assigned values separately for each of (1) the remaining portion of the fixed price periods of the Projects' power sales agreements and (2) the 20-year avoided cost periods of the Projects' power sales agreements and are amortized separately over such periods using the straight line method. The royalty stream has a cost of $60.5 million and accumulated amortization $46.7 million and $46.5 million as of March 31, 2003 and December 31, 2002, respectively. Royalty stream amortization expense was $0.2 million for the three-month periods ended March 31, 2003 and 2002 and is expected to be $0.6 million for the remaining nine months of 2003 and $0.8 million for each of the four succeeding four fiscal years.

4.  CONTINGENCY

Due to reduced liquidity, Southern California Edison ("Edison") failed to pay approximately $119 million owed under the power purchase agreements with certain Guarantors Partnership Projects for power delivered in the fourth quarter 2000 and the first quarter 2001. Due to Edison's failure to pay contractual obligations, the Guarantors had established an allowance for doubtful accounts of approximately $21.0 million as of December 31, 2001.

The final  payment of past due  amounts by Edison  was  received  March 1, 2002.
Following the receipt of Edison's final payment of past due balances, the Guarantors released the remaining allowance for doubtful accounts.

As a result of uncertainties related to Edison, the letter of credit that supports the debt service reserve fund at Salton Sea Funding Corporation has not been extended beyond its current July 2004 expiration date, and as such cash distributions are not available to CE Generation LLC until Salton Sea Funding Corporation debt service reserve fund of approximately $65.4 million has been funded or the letter of credit has been extended beyond its July 2004 expiration date or replaced. The fund had a cash balance of $46.4 million and $46.3 million as of March 31, 2003 and December 31, 2002, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is management's discussion and analysis of certain significant factors which have affected the financial condition and results of operations of Salton Sea Funding Corporation (the "Funding Corporation") and the Salton Sea Guarantors, the Partnership Guarantors, and Salton Sea Royalty LLC (the "Royalty Guarantors", or collectively the "Guarantors"), during the periods included in the accompanying statements of operations. This discussion should be read in conjunction with the Funding Corporation's and the Guarantors' historical financial statements and the notes to those statements. Actual results in the future could differ significantly from the historical results.

FORWARD-LOOKING STATEMENTS

From time to time, the Funding Corporation and the Guarantors may make forward-looking statements within the meaning of the federal securities laws that involve judgments, assumptions and other uncertainties beyond their control. These forward-looking statements may include, among others, statements concerning revenue and cost trends, cost recovery, cost reduction strategies and anticipated outcomes, pricing strategies, changes in the utility industry, planned capital expenditures, financing needs and availability, statements of the Funding Corporation's or the Guarantors' expectations, beliefs, future plans and strategies, anticipated events or trends and similar comments concerning matters that are not historical facts. These types of forward-looking statements are based on current expectations and involve a number of known and unknown risks and uncertainties that could cause the actual results and performance to differ materially from any expected future results or performance, expressed or implied, by the forward-looking statements. In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Funding Corporation and the Guarantors have identified important factors that could cause actual results to differ materially from those expectations, including weather effects on revenues and other operating uncertainties, uncertainties relating to economic and political conditions and uncertainties regarding the impact of regulations, changes in government policy and competition. Neither the Funding Corporation nor the Guarantors assume any responsibility to update forward-looking information contained herein.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 2 to the Funding Corporation's and the Guarantors' financial statements included in their annual report on Form 10-K for the year ended December 31, 2002 describes the significant accounting policies and methods used in the preparation of the financial statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts and impairment of long-lived assets. Actual results could differ from these estimates.

For additional discussion of the Funding Corporation's and Guarantors' critical accounting policies, see "Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Funding Corporation's and the Guarantors' Annual Report on Form 10-K for the year ended December 31, 2002.

NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2003, the Funding Corporation and the Guarantors adopted SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). This statement provides accounting and disclosure requirements for retirement obligations associated with long-lived assets. The cumulative effect of initially applying this statement did not have a material effect on the Funding Corporation's or the Guarantors' financial position, results of operations or cash flows.

RESULTS OF OPERATIONS FOR THE PERIOD ENDED MARCH 31, 2003 AND 2002

For purposes of consistency in financial presentation, plant capacity factors for the Salton Sea I, Salton Sea II, Salton Sea III, Salton Sea IV and Salton Sea V plants are based on nominal capacity amounts of 10, 20, 50, 40 and 49 net mega-watts ("NMW"), respectively and for the Vulcan, Elmore, Leathers, Del Ranch, and CE Turbo plants are based on capacity amounts of 34, 38, 38, 38 and 10 NMW, respectively. Each plant possesses an operating margin, which allows for production in excess of the amounts listed above. Utilization of this operating margin is based upon a variety of factors and can be expected to vary throughout the year under normal operating conditions.

The following operating data represents the aggregate capacity and electricity production of Salton Sea I, Salton Sea II, Salton Sea III, Salton Sea IV and Salton Sea V:

                                                PERIOD ENDED MARCH 31,
                                               -----------------------
                                                 2003           2002
                                               --------       --------
         Overall capacity factor...........       71.6%          89.3%
         Capacity NMW (weighted average)...      168.4          168.4
         MWh produced......................    260,600        324,800

The overall capacity factor for the Salton Sea Guarantor decreased for the three months ended March 31, 2003 compared to the same period in 2002 primarily due to the timing of scheduled outages which are typically scheduled from January through May.

The following operating data represents the aggregate capacity and electricity production of Vulcan, Elmore, Leathers, Del Ranch and CE Turbo:

                                                 PERIOD ENDED MARCH 31,
                                               -------------------------
                                                 2003             2002
                                               --------       ----------
         Overall capacity factor..........       101.9%          89.3%
         Capacity NMW (weighted average)..       158.0          158.0
         MWh produced.....................     347,900        306,000

The overall capacity factor for the Partnership Guarantor increased for the three months ended March 31, 2003 compared to the same period in 2002 primarily due to the timing of scheduled outages which are typically scheduled from January through May.

Southern California Edison's ("Edison") Average Avoided Cost of Energy was 6.2 cents per kilowatt-hour and 2.9 cents per kilowatt-hour for the three months ended March 31, 2003 and 2002, respectively. Estimates of Edison's future Avoided Cost of Energy vary substantially from year to year. During 2002, as a result of certain settlement agreements, Edison elected to pay the Guarantors (except Salton Sea Projects IV and V and the Turbo Project) a fixed energy price in lieu of Edison's Average Avoided Cost of Energy. The fixed energy price was
3.25 cents per kilowatt-hour in the first quarter 2002 and increased to 5.37 cents per kilowatt hour effective May 1, 2002 through April 30, 2007.

The Salton Sea Guarantors' operating revenue decreased $5.3 million, or 22.6%, to $18.1 million for the three months ended March 31, 2003 from $23.4 million for the same period in 2002. The decrease was primarily due to the impact of a $6.8 million adjustment to the Edison provision in 2002 and lower production due to more overhauls in 2003, offset by higher rates in 2003.

The Salton Sea Guarantors' interest and other income (loss) decreased $0.6 million to a net loss of $0.2 million for the three months ended March 31, 2003 from a net income of $0.4 million for the same period in 2002. The decrease was due to interest earned on the past due balances from Edison in 2002.

The Partnership Guarantors' operating revenue decreased $2.5 million, or 11.3%, to $19.7 million for the three months ended March 31, 2003 from $22.2 million for the same period in 2002. The decrease was primarily due to the impact of a $14.1 million adjustment to the Edison provision in 2002 partially offset by higher rates and, to a lesser degree, higher production in 2003.

The Partnership Guarantors' interest and other income (loss) decreased $0.6 million to a net loss of $0.1 million for the three months ended March 31, 2003 from a net income of $0.5 million for the same period in 2002. The decrease was due to lower interest income due to interest earned on the past due balances from Edison in 2002.

The Royalty Guarantors' revenue decreased $0.7 million, or 18.9%, to $3.0 million for the three months ended March 31, 2003 from $3.7 million for the same period in 2002. The decrease was the result of lower energy revenue at the Partnership Projects resulting in lower royalty income.

The Salton Sea Guarantors' operating expenses, which include royalty, operating, general and administrative expenses, increased $2.8 million, or 23.5%, to $14.7 million for the three months ended March 31, 2003, from $11.9 million for the same period in 2002 primarily due to the timing of overhauls and higher pipe repair costs, partially offset by lower royalty expense.

The Partnership Guarantors' operating expenses, which include royalty, operating, general and administrative expenses, increased $5.9 million, or 32.2%, to $24.2 million for the three months ended March 31, 2003, from $18.3 million for the same period in 2002. The increase in expenses was primarily due to operating expenses at the zinc recovery plant, which began limited production in December 2002, partially offset by lower royalty expense.

The Royalty Guarantors' operating expenses, which include royalty, operating, general and administrative expenses, decreased $0.3 million to $0.8 million for the three months ended March 31, 2003 from $1.1 million for the same period in 2002. The decrease was primarily due to lower royalty expense.

The Salton Sea Guarantors' depreciation and amortization increased $0.6 million to $4.9 million for the three months ended March 31, 2003 from $4.3 million for the same period in 2002. The increase was due to a change in salvage value assumptions and higher depreciable asset balances.

The Partnership Guarantors' depreciation and amortization decreased $1.2 million to $5.6 million for the three months ended March 31, 2003 from $6.8 million for the same period in 2002. The decrease was due to the write off of an abandoned project during 2002 partially offset by a change in salvage value assumptions and higher depreciable asset balances.

The Salton Sea Guarantors' interest expense decreased $0.4 million to $4.8 million for the three months ended March 31, 2003 from $5.2 million for the same period in 2002. The decrease was due to reduced indebtedness.

The Partnership Guarantors' interest expense, net of capitalized amounts, increased $2.8 million to $4.7 million for the three months ended March 31, 2003 from $1.9 million for the same period in 2002. The increase was due to the discontinuance of capitalizing interest on the minerals extraction process, as the zinc recovery plant began limited production in December 2002, partially offset by reduced indebtedness.

The Salton Sea Guarantors are substantially comprised of partnerships. Income taxes are the responsibility of the partners and Salton Sea Guarantors have no obligation to provide funds to the partners for payment of any tax liabilities. Accordingly, the Salton Sea Guarantors have no tax obligations.

The Partnership Guarantors' benefit for income taxes, increased to $6.1 million for the three months ended March 31, 2003 from $1.3 million for the same period in 2002. The increase was due to higher pre-tax loss. The effective tax rate was 40.6% and 31.5% in 2003 and 2002, respectively. The changes from year to year in the effective rate are due primarily to the generation of energy tax credits, the resolution of certain tax issues, primarily related to depletion, and depletion deductions. Income taxes will be paid by the parent of the Guarantors from distributions to the parent company by the Guarantors, which occur after payment of operating expenses and debt service.

The Royalty Guarantors are substantially comprised of partnerships. Income taxes are the responsibility of the partners and Royalty Guarantors have no obligation to provide funds to the partners for payment of any tax liabilities. Accordingly, the Royalty Guarantors have no tax obligations.

The Funding Corporation's net losses were not significant for the three months ended March 31, 2003 and 2002. The net loss primarily represents interest income and expense, net of applicable tax, and the Funding Corporation's 1% equity in earnings of the Guarantors.

LIQUIDITY AND CAPITAL RESOURCES

The Salton Sea Guarantors' cash flows from operating activities decreased to $10.6 million for the three months ended March 31, 2003 from $32.2 million for the same period in 2002. The Salton Sea Guarantors' only source of revenue is payments received pursuant to long-term power sales agreements with Edison, other than Salton Sea V Project revenue and interest earned on funds on deposit. The decrease was primarily due to the receipt of past due balances from Edison in 2002.

The Partnership Guarantors' cash flows from operating activities decreased to $6.8 million for the three months ended March 31, 2003 from a source of $50.9 million for the same period in 2002. The Partnership Guarantors' primary source of revenue is payments received pursuant to long term power sales agreements with Edison, other than Turbo Project and Zinc Recovery Project revenue and interest earned on funds on deposit. The decrease was primarily due to the receipt of past due balances from Edison in 2002.

The Royalty Guarantors' cash flow from operations decreased to $2.2 million for the three months ended March 31, 2003 from $2.6 million for the same period in 2002. The Royalty Guarantors' only source of revenue is royalties received pursuant to resource lease agreements with the Partnership Projects.

Due to reduced liquidity, Edison had failed to pay approximately $119 million owed under the power purchase agreements with certain Guarantors (Imperial Valley Projects, excluding the Salton Sea V and Turbo Projects) for power delivered in the fourth quarter 2000 and the first quarter 2001. Due to Edison's failure to pay contractual obligations, the Guarantors had established an allowance for doubtful accounts of approximately $21.0 million as of December 31, 2001.

Pursuant to a settlement agreement the final payment of the past due amounts by Edison was received March 1, 2002. Following the receipt of Edison's final payment of past due balances, the Guarantors released the remaining allowance for doubtful accounts.

Edison has failed to pay approximately $3.9 million of capacity bonus payments for the months from October 2001 through May 2002. On December 10, 2001 certain Guarantors filed a lawsuit against Edison in California's Imperial County Superior Court seeking a court order requiring Edison to make the required capacity bonus payments under the Power Purchase Agreements. Due to Edison's failure to pay the contractual obligations, the Imperial Valley Projects have established an allowance for doubtful accounts of approximately $3.1 million as of March 31, 2003.

On March 25, 2002, Salton Sea II's 10 MW turbine went out of service due to an uncontrollable force event. Such uncontrollable force event ended, and Salton Sea II returned to service, on December 17, 2002. Edison has failed to recognize the uncontrollable force event and as such has not paid amounts otherwise due and owing and has improperly derated Salton Sea II from 15 MW to 12.5 MW, under the Salton Sea II Power Purchase Agreement. On January 29, 2003, Salton Sea Power Generation, L.P. served a complaint on Edison for such unpaid amounts and to rescind such deration.

As a result of uncertainties related to Edison, the letter of credit that supports the debt service reserve fund at Salton Sea Funding Corporation has not been extended beyond its current July 2004 expiration date, and as such cash distributions are not available to CE Generation until Salton Sea Funding Corporation debt service reserve fund of approximately $65.4 million has been funded or the letter of credit has been extended beyond its July 2004 expiration date or replaced. The fund had a cash balance of $46.4 million and $46.3 million as of March 31, 2003 and December 31, 2002, respectively.

The Salton Sea V Project was constructed by Stone & Webster, Inc. (formerly Stone & Webster Engineering Corporation), a wholly-owned subsidiary of the Shaw Group ("Stone & Webster"), pursuant to a date certain, fixed-price, turnkey engineering, procure, construct and manage contract (the "Salton Sea V Project EPC Contract"). On March 7, 2002, Salton Sea Power L.L.C. ("Salton Sea Power"), the owner of the Salton Sea V Project, filed a Demand for Arbitration against Stone & Webster for breach of contract and breach of warranty arising from deficiencies in Stone & Webster's design, engineering, construction and procurement of equipment for the Salton Sea V Project pursuant to the Salton Sea V Project EPC Contract. On April 25, 2003, Salton Sea Power entered into a settlement agreement with Stone & Webster. The Settlement Agreement will result in a $12.1 million payment from Stone & Webster and the arbitration will be dismissed.

The Salton Sea Guarantors' cash flow used in investing activities increased to $4.1 million for the three months ended March 31, 2003 from $2.6 million for the same period in 2002. Capital expenditures are the primary component of investing activities.

The Partnership Guarantors' cash flow used in investing activities increased to $7.5 million for the three months ended March 31, 2003 from $5.2 million for the same period in 2002. Capital expenditures are the primary component of investing activities.

Minerals LLC constructed the Zinc Recovery Project, which is recovering zinc from the geothermal brine (the "Zinc Recovery Project"). Facilities have been installed near the sites of the Imperial Valley Projects to extract a zinc chloride solution from the geothermal brine through an ion exchange process. This solution is being transported to a central processing plant where zinc ingots are being produced through solvent extraction, electrowinning and casting processes. The Zinc Recovery Project is designed to have a capacity of approximately 30,000 metric tonnes per year. Limited production began during December 2002 and full production is expected by late-2003. In September 1999, Minerals LLC entered into a sales agreement whereby all high-grade zinc produced by the Zinc Recovery Project will be sold to Cominco, Ltd. The initial term of the agreement expires in December 2005.

Total capital costs, excluding interest during construction, of the Zinc Recovery Project are approximately $153.4 million, net of payments for liquidated damages, through March 31, 2003. The Zinc Recovery Project anticipates incurring $14.5 million in capital expenditures during the remainder of 2003 to optimize production.

The Funding Corporation's net cash flows from financing activities decreased to $3.5 million for the three months ended March 31, 2003 from $95.0 million for the same period in 2002 primarily due to reduced borrowings from affiliates. Salton Sea Guarantors' net cash flows used in financing activities decreased to $6.5 million from $29.6 million for the same period in 2002. Partnership Guarantors' net cash flows from financing activities increased to $0.7 million for the three months ended March 31, 2003 from a net cash use of $43.1 million for the same period in 2002 primarily due to an equity contribution received in 2003. The changes in net cash flows from financing activities are primarily the result of the funding of the debt service reserve fund. These receipts were deposited into cash accounts at the Funding Corporation and are recorded as amounts due to the Salton Sea and Partnership Guarantors.

RELATED PARTY TRANSACTIONS

On January 29, 2003, TransAlta USA, Inc. ("TransAlta"), a wholly owned subsidiary of TransAlta Corporation, purchased El Paso Merchant Energy North American Company's 50% interest in CE Generation.

Pursuant to a Transaction Agreement dated January 29, 2003, Salton Sea Power and CE Turbo and began selling available power to TransAlta, on February 12, 2003, based on percentages of the Dow Jones SP-15 Index. Such agreement will expire on October 15, 2003. Sales to TransAlta from the Guarantors totaled $2.3 million for the three months ended March 31, 2003. The accounts receivable balance at March 31, 2003 was $2.3 million

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

There have been no material changes in the contractual obligations and commercial commitments from the information provided in Item 7. of the Funding Corporation's Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in the market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of the Funding Corporation's Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 4.  CONTROLS AND PROCEDURES.

Salton Sea Funding Corporation's chief executive officer and chief financial officer have established "disclosure controls and procedures" (as defined in Rule 13a-14(c) and Rule 15d-14(c) of the Securities and Exchange Act of 1934) to ensure that material information of the companies and their subsidiaries is made known to them by others within the respective companies. Under their supervision, an evaluation of the disclosure controls and procedures was performed within 90 days prior to the filing of this quarterly report. Based on that evaluation, the above-mentioned officers have concluded that, as of the date of the evaluation, the disclosure controls and procedures were operating effectively. Additionally, the above-mentioned officers find that there have been no significant changes in internal controls, or in other factors that could significantly affect internal controls, subsequent to the date of that evaluation.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

In addition to the proceedings described in Note 3 in the notes to the consolidated financial statements, the Funding Corporation and its subsidiaries are currently parties to various minor items of litigation or arbitration, none of which, if determined adversely, would have a material adverse effect on the Funding Corporation.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.  OTHER INFORMATION.

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(A)      EXHIBITS:

         The exhibits listed on the accompanying Exhibit Index are filed as part of this Quarterly Report.

(B)      REPORTS ON FORM 8-K:

         None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         SALTON SEA FUNDING CORPORATION
                                  (Registrant)





Date:  May 12, 2003          /s/  Wayne F. Irmiter
                         ------------------------------
                                  Wayne F. Irmiter
                         Vice President & Controller

                     SECTION 302 CERTIFICATION FOR FORM 10-Q
CERTIFICATIONS

I, Edward J. Heinrich, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Salton Sea Funding Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May 12, 2003

                             /s/ Edward J. Heinrich
                             ----------------------
                               Edward J. Heinrich
                       President (chief executive officer)

                     SECTION 302 CERTIFICATION FOR FORM 10-Q
CERTIFICATIONS
--------------

I, Wayne F. Irmiter, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Salton Sea Funding Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003

                              /s/ Wayne F. Irmiter
                              --------------------
                                Wayne F. Irmiter
                          Vice President and Controller
                           (chief accounting officer)

                                  EXHIBIT INDEX
Exhibit No.
-----------

99.1 Chief Executive Officer's Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


99.2 Chief Accounting Officer's Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.